Form 10-Q
period 2026-06-30
Oxley Bridge Acquisition Ltd
filed 2026-08-14
CIK 2034313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 13, 2026, there were 25,300,000 Class A Ordinary Shares, par value $0.0001 per share, and 6,325,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

OXLEY BRIDGE ACQUISITION LIMITED

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 30, 2026;

●	“2025 Q2 Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on August 13, 2025;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated June 24, 2025, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“ASU 2023-09” are to FASB ASU 2023-09, “Improvements to Income Tax Disclosures”;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co, the representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering (as defined below) to June 26, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we,” or “us” are to Oxley Bridge Acquisition Limited, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of 6.5% of the gross proceeds of the Initial Public Offering to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on June 26, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain amended and restated unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on December 31, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on June 5, 2025, as amended, and declared effective on June 24, 2025 (File No. 333- 287816);

●	“Letter Agreement” are to the Letter Agreement, dated June 24, 2025, which we entered into with our Sponsor, directors and officers

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,300,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,300,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated June 24, 2025, which we entered into with our Sponsor and (ii) Private Placement Warrants Purchase Agreement, dated June 24, 2025, which we entered into with Cantor, together;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares issued as part of the Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants issued as part of the Units (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated June 24, 2025, which we entered into with the Sponsor and the holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Oxley Bridge Holdings LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $253,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated June 24, 2025, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated June 24, 2025, which we entered into with Cantor, as representative of the Underwriters;

●	“Units” are to the units sold in our Initial Public Offering, with each Unit consisting of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OXLEY BRIDGE ACQUISITION LIMITED

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets:
Cash equivalents	$729,941	$978,307
Prepaid expenses – current	123,396	82,500
Total current assets	853,337	1,060,807
Investments held in Trust Account	262,803,374	258,227,025
Prepaid expenses – non-current	—	39,646
Total Assets	$263,656,711	$259,327,478

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities:
Accrued offering costs	$412	$412
Accrued expenses	75,000	75,000
Accounts payable	75,053	24,012
Due to related party	12,083	12,083
Total current liabilities	162,548	111,507
Deferred Fee	12,045,000	12,045,000
Total Liabilities	12,207,548	12,156,507

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption; 25,300,000 shares issued and outstanding at redemption value of approximately $10.39 and $10.21 as of June 30, 2026 and December 31, 2025, respectively	262,803,374	258,227,025

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value, 500,000,000 shares authorized; none issued and outstanding (excluding 25,300,000 Public Shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	—	—
Class B Ordinary Shares, $0.0001 par value, 50,000,000 shares authorized; 6,325,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	633	633
Additional paid-in capital	—	—
Accumulated deficit	(11,354,844)	(11,056,687)
Total Shareholders’ Deficit	(11,354,211)	(11,056,054)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$263,656,711	$259,327,478

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXLEY BRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
General and administrative expenses	$112,614	$91,286	$237,391	$104,248
Administrative expenses – related party	37,500	2,083	75,000	2,083
Loss from operations	(150,114)	(93,369)	(312,391)	(106,331)

Other income:
Income on investments in Trust Account	2,305,775	115,349	4,576,349	115,349
Dividend income	6,421	—	14,234	—
Other income, net	2,312,196	115,349	4,590,583	115,349
Net income	$2,162,082	$21,980	$4,278,192	$9,018

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	25,300,000	1,390,110	25,300,000	698,895

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.07	$0.00	$0.14	$0.00

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	6,325,000	6,325,000	6,325,000	6,325,000

Basic and diluted net income per share, non-redeemable Class B ordinary shares	$0.07	$0.00	$0.14	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXLEY BRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2026

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	6,325,000	$633	$—	$(11,056,687)	$(11,056,054)
Remeasurement of Class A Ordinary Shares to redemption value	—	—	—	(2,270,574)	(2,270,574)
Net income	—	—	—	2,116,110	2,116,110
Balance – March 31, 2026 (Unaudited)	6,325,000	$633	$—	$(11,211,151)	$(11,210,518)
Remeasurement of Class A Ordinary Shares to redemption value	—	—	—	(2,305,775)	(2,305,775)
Net income	—	—	—	2,162,082	2,162,082
Balance – June 30, 2026 (Unaudited)	6,325,000	$633	$—	$(11,354,844)	$(11,354,211)

For the Three and Six Months Ended June 30, 2025

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024(1)(2)	6,325,000	$633	$24,367	$(48,833)	$(23,833)
Net loss	—	—	—	(12,962)	(12,962)
Balance – March 31, 2025 (Unaudited)	6,325,000	$633	$24,367	$(61,795)	$(36,795)
Fair value of Public Warrants at issuance	—	—	4,012,214	—	4,012,214
Sale of Private Placement Warrants	—	—	6,400,000	—	6,400,000
Remeasurement of Class A Ordinary Shares to redemption value	—	—	(10,436,581)	(10,678,365)	(21,114,946)
Net income	—	—	—	21,980	21,980
Balance – June 30, 2025 (Unaudited)	6,325,000	$633	$—	$(10,718,180)	$(10,717,547)

(1)	In May 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 575,000 Founder Shares resulting in an aggregate of 6,325,000 Founder Shares outstanding to the Sponsor. All shares and associated amounts have been retroactively restated to reflect the share capitalization (Note 5 and 7).

(2)	Includes up to 825,000 Class B Ordinary Shares which were subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (Note 7). On June 26, 2025, the Underwriters fully exercised their Over-Allotment Option. As such, no Class B Ordinary Shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXLEY BRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Cash Flows from Operating Activities:
Net income	$4,278,192	$9,018
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor under promissory note – related party	—	41,811
Income on investments in Trust Account	(4,576,349)	(115,349)
Changes in operating assets and liabilities:
Prepaid expenses - current	(40,896)	—
Prepaid expenses – non-current	39,646	—
Due to related party	—	4,483
Due from related party	—	(25,309)
Accounts payable	51,041	(10,650)
Accrued expenses	—	3,170
Net cash used in operating activities	(248,366)	(92,826)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(253,000,000)
Net cash used in investing activities	—	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units	—	253,000,000
Proceeds from sale of Private Placement Warrants	—	6,400,000
Payment of underwriting fees	—	(4,400,000)
Proceeds from promissory note – related party	—	10
Payment of promissory note – related party	—	(242,318)
Payment of offering costs	—	(293,908)
Net cash provided by financing activities	—	254,463,784

Net change in cash and cash equivalents	(248,366)	1,370,958
Cash and cash equivalents – Beginning of period	978,307	—
Cash and cash equivalents – End of period	$729,941	$1,370,958

Non-Cash Investing and Financing Activities:
Deferred offering costs contributed by Sponsor through promissory note – related party	$—	$134,071
Deferred offering costs included in accrued offering costs	$—	$19,694
Deferred underwriting commissions	$—	$12,045,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXLEY BRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Note 1 — Description of Organization, Business Operations and Liquidity and Capital Resources

Oxley Bridge Acquisition Limited (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on August 6, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies. As of June 30, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from August 6, 2024 (inception) through June 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering, which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $16,987,383, consisting of $4,400,000 of cash underwriting fees, the Deferred Fee of $12,045,000, and $542,383 of other offering costs.

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

JUNE 30, 2026

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

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account was $10.39 per Public Share as of June 30, 2026. The Public Shares (as defined in Note 2) subject to possible redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

OXLEY BRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The Sponsor and the Company’s officers and directors have entered into a letter agreement, dated June 24, 2025 (the “Letter Agreement”), with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5) and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iii) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had $729,941 in cash equivalents and working capital of $690,789. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through receipt of $25,000 from the Sponsor in exchange for the issuance of Founder Shares, and up to $300,000 under the IPO Promissory Note (as defined in Note 5). On June 26, 2025, the IPO Promissory Note was repaid in full.

The Company has until June 26, 2027 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

Further, the Company has incurred and expects to continue to incur significant costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period (by June 26, 2027), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OXLEY BRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement and the Company’s 2025 Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026, or for any future periods.

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

OXLEY BRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $0 in cash and $729,941 in cash equivalents as of June 30, 2026. The Company had no cash and $978,307 in cash equivalents as of December 31, 2025.

Investments in Trust Account

As of June 30, 2026 and December 31, 2025, the Company held $262,803,374 and $258,227,025, respectively, in the Trust Account, all of which were held in money market funds.

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

Transaction costs amounted to $16,987,383, consisting of $4,400,000 of cash underwriting fees, the Deferred Fee of $12,045,000 and $542,383 of other offering costs.

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

OXLEY BRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the accompanying condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the date of the accompanying condensed balance sheets. As of June 30, 2026 and December 31, 2025, there were no derivative liabilities.

Net Income per Ordinary Share

The Company has two classes of Ordinary Shares: Class A Ordinary Shares and the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of Ordinary Shares. The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

OXLEY BRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per Ordinary Share for each class of Ordinary Shares for the three and six months ended June 30, 2026:

	For the Three Months Ended
	June 30, 2026
	Class A Redeemable	Class B Non-redeemable
Basic and diluted net income per Ordinary Share:
Numerator:
Allocation of net income, basic and diluted	$1,729,666	$432,416
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	25,300,000	6,325,000
Basic and diluted net income per Ordinary Share	$0.07	$0.07

	For the Six Months Ended
	June 30, 2026
	Class A Redeemable	Class B Non-redeemable
Basic and diluted net income per Ordinary Share:
Numerator:
Allocation of net income, basic and diluted	$3,422,554	$855,638
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	25,300,000	6,325,000
Basic and diluted net income per Ordinary Share	$0.14	$0.14

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per Class B Ordinary Share for the three and six months ended June 30, 2025:

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

OXLEY BRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Class A Ordinary Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of June 30, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds from Initial Public Offering	$253,000,000
Less:
Proceeds allocated to Public Warrants	(4,012,214)
Offering costs allocated to Class A Ordinary Shares subject to possible redemption	(16,987,383)
Plus:
Remeasurement of Class A Ordinary Shares subject to possible redemption	26,226,622
Class A Ordinary Shares subject to possible redemption as of December 31, 2025	258,227,025
Remeasurement of Class A Ordinary Shares subject to possible redemption	4,576,349
Class A Ordinary Shares subject to possible redemption as of June 30, 2026	$262,803,374

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

OXLEY BRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

OXLEY BRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Administrative Services Agreement

Commencing on the June 26, 2025, the Company entered into an administrative services agreement, dated June 26, 2025 (the “Administrative Services Agreement”), with an affiliate of the Sponsor to pay an aggregate of $12,500 per month for office space, utilities, and secretarial and administrative support. Upon the earlier of the completion of the initial Business Combination or the liquidation, the Company will cease paying the $12,500 per month fee.

As of June 30, 2026 and December 31, 2025, there was $12,083 due to related party pursuant to the Administrative Services Agreement. The Company incurred $37,500 and $75,000, respectively, for the three and six months ended June 30, 2026. The Company incurred $2,083 for the three and six months ended June 30, 2025. Amounts have been included in administrative expense - related party in the accompanying unaudited condensed statements of operations.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

OXLEY BRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of both June 30, 2026 and December 31, 2025, there were no shares of Class A Ordinary Shares issued or outstanding, excluding 25,300,000 shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of both June 30, 2026 and December 31, 2025, there were 6,325,000 Class B Ordinary Shares issued and outstanding.

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

JUNE 30, 2026

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

Warrants

As of June 30, 2026 and December 31, 2025, there were 19,050,000 Warrants outstanding, including 12,650,000 Public Warrants and 6,400,000 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2026

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

OXLEY BRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The following tables present information about the Company’s assets that are measured at fair value on June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2026
	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$729,941	$—	$—
Investments held in Trust Account	$262,803,374	$—	$—

	December 31, 2025
	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$978,307	$—	$—
Investments held in Trust Account	$258,227,025	$—	$—

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

Note 9 — Segment Information

FASB ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

JUNE 30, 2026

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

June 30, 2026
Cash equivalents	$729,941
Investments held in Trust Account	$262,803,374

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
General and administrative expenses	$112,614	$91,286	$237,391	$104,248
Administrative expense – related party	$37,500	$2,083	$75,000	$2,083
Income on investments in Trust Account	$2,305,775	$115,349	$4,576,349	$115,349

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since August 6, 2024 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering.

For the three months ended June 30, 2026, we had net income of $2,162,082, which consisted of income on investments held in the Trust Account of $2,305,775 and dividend income of $6,421, offset by formation, general and administrative expenses of $112,614 and administrative expenses – related party of $37,500. For the three months ended June 30, 2025, we had net income of $21,980, which consisted of income on investments held in the Trust Account of $115,349, offset by formation, general and administrative expenses of $91,286 and administrative expenses – related party of $2,083.

For the six months ended June 30, 2026, we had net income of $4,278,192, which consisted of income on investments held in the Trust Account of $4,576,349 and dividend income of $14,234, offset by formation, general and administrative expenses of $237,391 and administrative expenses – related party of $75,000. For the six months ended June 30, 2025, we had net income of $9,018, which consisted of income on investments held in the Trust Account of $115,349, offset by formation, general and administrative expenses of $104,248 and administrative expenses – related party of $2,083.

Liquidity, Capital Resources and Going Concern

Our liquidity needs through June 26, 2025 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs through June 30, 2026 have been satisfied through the net proceeds from the consummation of the IPO and Private Placement held outside the Trust Account.

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $253,000,000 was initially placed in the Trust Account. We incurred fees of $16,987,383, consisting of $4,400,000 of cash underwriting fees, the Deferred Fee of $12,045,000 and $542,383 of other offering costs.

For the three and six months ended June 30, 2026 and June 30, 2025, net cash used in operating activities was $248,366 and $92,826. Net income of $4,278,192 was adjusted $4,576,349 of income on investments in Trust Account, and $49,791 changes in operating assets and liabilities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $262,803,374 (including approximately $9,803,374 of interest income. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank

As of June 30, 2026, we had cash equivalents held outside of the Trust Account of $729,941. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

The Company has until June 26, 2027 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

Further, the Company has incurred and expects to continue to incur significant costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period (by June 26, 2027), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2025 or the completion of our Initial Public Offering. As of June 26, 2025, we had borrowed $242,318 under the IPO Promissory Note. On June 26, 2025, we paid $267,627 to the Sponsor, resulting in an overpayment of $25,309 that is recorded as a related party receivable. On July 1, 2025, the Sponsor paid us $25,309. As a result, the related party receivable has been reduced to $0. The IPO Promissory Note was non-interest bearing and no amounts were outstanding as of June 30, 2026 and December 31, 2025. Borrowings under the IPO Promissory Note are no longer available.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

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

Administrative Services Agreement

Commencing on June 26, 2025, and until the completion of our Business Combination or liquidation, we reimburse an affiliate of the Sponsor $12,500 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. As of June 30, 2026 and December 31, 2025, there was $12,083 due to related party pursuant to the Administrative Services Agreement. We incurred $37,500 and $75,000, respectively, for the three and six months ended June 30, 2026.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity:

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

Net Income Per Ordinary Share

Net income per Ordinary Shares is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Subsequent measurement of the redeemable Class A Ordinary Shares is excluded from income per Ordinary Shares as the redemption value approximates fair value. We calculate our earnings per share to allocate net income pro rata to Class A Ordinary Shares and Class B Ordinary Shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, Ordinary Shares share pro rata in the income of our Company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Annual Report, and (iii) 2025 Q2 Form 10-Q. As of the date of this Report, other than as described below, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

OXLEY BRIDGE ACQUISITION LIMITED

Dated: August 13, 2026	By:	/s/ Jonathan Lin
	Name:	Jonathan Lin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2026	By:	/s/ Gary Chan
	Name:	Gary Chan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)