Form 10-Q
period 2026-09-30
Oxley Bridge Acquisition Ltd
filed 2026-11-12
CIK 2034313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 12, 2026, there were 25,300,000 Class A Ordinary Shares, par value $0.0001 per share, and 6,325,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

OXLEY BRIDGE ACQUISITION LIMITED

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 30, 2026;

●	“2025 Q2 Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on August 13, 2025;

●	“2026 Q2 Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, as filed with the SEC on August 14, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated June 24, 2025, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“ASU 2023-09” are to FASB ASU 2023-09, “Improvements to Income Tax Disclosures”;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co, the representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering (as defined below) to June 26, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we,” or “us” are to Oxley Bridge Acquisition Limited, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of 6.5% of the gross proceeds of the Initial Public Offering to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on June 26, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain amended and restated unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on December 31, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on June 5, 2025, as amended, and declared effective on June 24, 2025 (File No. 333- 287816);

●	“Letter Agreement” are to the Letter Agreement, dated June 24, 2025, which we entered into with our Sponsor, directors and officers

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,300,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,300,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated June 24, 2025, which we entered into with our Sponsor and (ii) Private Placement Warrants Purchase Agreement, dated June 24, 2025, which we entered into with Cantor, together;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares issued as part of the Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants issued as part of the Units (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated June 24, 2025, which we entered into with the Sponsor and the holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Oxley Bridge Holdings LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $253,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated June 24, 2025, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated June 24, 2025, which we entered into with Cantor, as representative of the Underwriters;

●	“Units” are to the units sold in our Initial Public Offering, with each Unit consisting of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OXLEY BRIDGE ACQUISITION LIMITED

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets:
Cash equivalents	$545,917	$978,307
Prepaid expenses - current	81,521	82,500
Total current assets	627,438	1,060,807
Investments held in Trust Account	265,204,709	258,227,025
Prepaid expenses - non-current	-	39,646
Total Assets	$265,832,147	$259,327,478

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities:
Accrued offering costs	$412	$412
Accrued expenses	80,000	75,000
Accounts payable	54,409	24,012
Due to related party	12,083	12,083
Total current liabilities	146,904	111,507
Deferred Fee	12,045,000	12,045,000
Total Liabilities	12,191,904	12,156,507

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption; 25,300,000 shares issued and outstanding at redemption value of approximately $10.48 and $10.21 as of September 30, 2026, and December 31, 2025, respectively	265,204,709	258,227,025

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2026, and December 31, 2025	-	-
Class A Ordinary Shares, $0.0001 par value, 500,000,000 shares authorized; none issued and outstanding (excluding 25,300,000 Public Shares subject to possible redemption) as of September 30, 2026, and December 31, 2025	-	-
Class B Ordinary Shares, $0.0001 par value, 50,000,000 shares authorized; 6,325,000 shares issued and outstanding as of September 30, 2026, and December 31, 2025	633	633
Additional paid-in capital	-	-
Accumulated deficit	(11,565,099)	(11,056,687)
Total Shareholders’ Deficit	(11,564,466)	(11,056,054)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$265,832,147	$259,327,478

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXLEY BRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
General and administrative expenses	$178,096	$181,574	$415,486	$285,822
Administrative expenses - related party	37,500	37,500	112,500	39,583
Loss from operations	(215,596)	(219,074)	(527,986)	(325,405)

Other income:
Income on investments held in Trust Account	2,401,335	2,644,418	6,977,683	2,759,767
Dividend income	5,341	8,926	19,575	8,926
Other income, net	2,406,676	2,653,344	6,997,258	2,768,693
Net income	$2,191,080	$2,434,270	$6,469,272	$2,443,288

Basic weighted average shares outstanding, Class A Ordinary Shares subject to possible redemption	25,300,000	25,300,000	25,300,000	8,989,377

Basic net income per share, Class A Ordinary Shares subject to possible redemption	$0.07	$0.08	$0.20	$0.17

Diluted weighted average shares outstanding, Class A Ordinary Shares subject to possible redemption	25,300,000	25,300,000	25,300,000	8,989,377

Diluted net income per share, Class A Ordinary Shares subject to possible redemption	$0.07	$0.08	$0.20	$0.16

Basic weighted average shares outstanding, non-redeemable Class B Ordinary Shares	6,325,000	6,325,000	6,325,000	5,793,132

Basic net income per share, non-redeemable Class B ordinary shares	$0.07	$0.08	$0.20	$0.17

Diluted weighted average shares outstanding, non-redeemable Class B Ordinary Shares	6,325,000	6,325,000	6,325,000	6,053,022

Diluted net income per share, non-redeemable Class B Ordinary Shares	$0.07	$0.08	$0.20	$0.16

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXLEY BRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2026

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2025	6,325,000	$633	$-	$(11,056,687)	$(11,056,054)
Remeasurement of Class A Ordinary Shares to redemption value	-	-	-	(2,270,574)	(2,270,574)
Net income	-	-	-	2,116,110	2,116,110
Balance - March 31, 2026 (Unaudited)	6,325,000	$633	$-	$(11,211,151)	$(11,210,518)
Remeasurement of Class A Ordinary Shares to redemption value	-	-	-	(2,305,775)	(2,305,775)
Net income	-	-	-	2,162,082	2,162,082
Balance - June 30, 2026 (Unaudited)	6,325,000	$633	$-	$(11,354,844)	$(11,354,211)
Remeasurement of Class A Ordinary Shares to redemption value	-	-	-	(2,401,335)	(2,401,335)
Net income	-	-	-	2,191,080	2,191,080
Balance - September 30, 2026 (Unaudited)	6,325,000	$633	$-	$(11,565,099)	$(11,564,466)

For the Three and Nine Months Ended September 30, 2025

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024(1)(2)	6,325,000	$633	$24,367	$(48,833)	$(23,833)
Net loss	—	—	—	(12,962)	(12,962)
Balance - March 31, 2025 (Unaudited)	6,325,000	$633	$24,367	$(61,795)	$(36,795)
Fair value of Public Warrants at issuance	—	—	4,012,214	—	4,012,214
Sale of Private Placement Warrants	—	—	6,400,000	—	6,400,000
Remeasurement of Class A Ordinary Shares to redemption value	—	—	(10,436,581)	(10,678,365)	(21,114,946)
Net income	—	—	—	21,980	21,980
Balance – June 30, 2025 (Unaudited)	6,325,000	$633	$—	$(10,718,180)	$(10,717,547)
Remeasurement of Class A Ordinary Shares to redemption value	—	—	—	(2,644,418)	(2,644,418)
Net income	—	—	—	2,434,270	2,434,270
Balance – September 30, 2025 (Unaudited)	6,325,000	$633	$—	$(10,928,328)	$(10,927,695)

(1)	In May 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 575,000 Founder Shares resulting in an aggregate of 6,325,000 Founder Shares outstanding to the Sponsor. All shares and associated amounts have been retroactively restated to reflect the share capitalization (Note 5 and 7).

(2)	Includes up to 825,000 Class B Ordinary Shares which were subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (Note 7). On June 26, 2025, the Underwriters fully exercised their Over-Allotment Option. As such, no Class B Ordinary Shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXLEY BRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Cash Flows from Operating Activities:
Net income	$6,469,272	$2,443,288
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor under IPO Promissory Note - related party	-	41,811
Income on investments held in Trust Account	(6,977,683)	(2,759,767)
Changes in operating assets and liabilities:
Prepaid expenses - current	979	(106,509)
Prepaid expenses - non-current	39,646	(60,271)
Due to related party	-	12,083
Accounts payable	30,396	18,026
Accrued expenses	5,000	75,000
Net cash used in operating activities	(432,390)	(336,339)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	-	(253,000,000)
Net cash used in investing activities	-	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units	-	253,000,000
Proceeds from sale of Private Placement Warrants	-	6,400,000
Payment of Deferred Fees	-	(4,400,000)
Proceeds from IPO Promissory Note - related party	-	10
Payment of IPO Promissory Note - related party	-	(242,318)
Payment of offering costs	-	(331,251)
Net cash provided by financing activities	-	254,426,441

Net change in cash and cash equivalents	(432,390)	1,090,102
Cash and cash equivalents - Beginning of period	978,307	-
Cash and cash equivalents - End of period	$545,917	$1,090,102

Non-Cash Investing and Financing Activities:
Deferred offering costs contributed by Sponsor through IPO Promissory Note - related party	$-	$134,071
Deferred underwriting commissions	$-	$12,045,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXLEY BRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Note 1 - Description of Organization, Business Operations and Liquidity and Capital Resources

Oxley Bridge Acquisition Limited (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on August 6, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies. As of September 30, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from August 6, 2024 (inception) through September 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering, which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2026

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

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account was $10.48 per Public Share as of September 30, 2026. The Public Shares (as defined in Note 2) subject to possible redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

SEPTEMBER 30, 2026

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

Effective as of September 29, 2026, Gary Chan resigned from his position as Chief Financial Officer of the Company, and continues to support the Company in the capacity of a financial consultant.

Effective as of September 29, 2026, the Board appointed Jingjing (Jessie) Yan as the Chief Financial Officer of the Company. Ms. Yan also continues to serve as the Company’s President.

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had $545,917 in cash equivalents and working capital of $480,534. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern”, as of September 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through receipt of $25,000 from the Sponsor in exchange for the issuance of Founder Shares, and up to $300,000 under the IPO Promissory Note (as defined in Note 5). On June 26, 2025, the IPO Promissory Note was repaid in full. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

OXLEY BRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

The Company has until June 26, 2027 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

Further, the Company has incurred and expects to continue to incur significant costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15 Topic (Subtopic 205-40), “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” Management has determined that the Company’s liquidity condition, mandatory liquidation date, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period (by June 26, 2027), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, Management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement and the Company’s 2025 Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026, or for any future periods.

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

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $0 in cash and $545,917 in cash equivalents as of September 30, 2026. The Company had no cash and $978,307 in cash equivalents as of December 31, 2025.

Investments Held in Trust Account

As of September 30, 2026 and December 31, 2025, the Company held $265,204,709 and $258,227,025, respectively, in the Trust Account, all of which were held in money market funds.

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

OXLEY BRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the accompanying condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the date of the accompanying condensed balance sheets. As of September 30, 2026 and December 31, 2025, there were no derivative liabilities.

OXLEY BRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per Ordinary Share for each class of Ordinary Shares for the three and nine months ended September 30, 2026:

	For the Three Months Ended
	September 30, 2026
	Class A Redeemable	Class B Non-redeemable
Basic and diluted net income per Ordinary Share:
Numerator:
Allocation of net income, basic and diluted	$1,752,864	$438,216
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	25,300,000	6,325,000
Basic and diluted net income per Ordinary Share	$0.07	$0.07

	For the Nine Months Ended
	September 30, 2026
	Class A Redeemable	Class B Non-redeemable
Basic and diluted net income per Ordinary Share:
Numerator:
Allocation of net income, basic and diluted	$5,175,418	$1,293,854
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	25,300,000	6,325,000
Basic and diluted net income per Ordinary Share	$0.20	$0.20

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per Class B Ordinary Share for the three and nine months ended September 30, 2025:

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

OXLEY BRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Class A Ordinary Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of September 30, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds from Initial Public Offering	$253,000,000
Less:
Proceeds allocated to Public Warrants	(4,012,214)
Offering costs allocated to Class A Ordinary Shares subject to possible redemption	(16,987,383)
Plus:
Remeasurement of Class A Ordinary Shares subject to possible redemption	26,226,622
Class A Ordinary Shares subject to possible redemption as of December 31, 2025	258,227,025
Remeasurement of Class A Ordinary Shares subject to possible redemption	6,977,684
Class A Ordinary Shares subject to possible redemption as of September 30, 2026	$265,204,709

OXLEY BRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 - Initial Public Offering

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

Note 4 - Private Placement

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

Note 5 - Related Party Transactions

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

SEPTEMBER 30, 2026

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

IPO Promissory Note - Related Party

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

As of September 30, 2026, and December 31, 2025, there was $12,083 due to related party pursuant to the Administrative Services Agreement. The Company incurred $37,500 and $112,500, respectively, for the three and nine months ended September 30, 2026. The Company incurred $37,500 and $39,583, respectively, for the three and nine months ended September 30, 2025. Amounts have been included in administrative expense - related party in the accompanying unaudited condensed statements of operations.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Note 6 - Commitments and Contingencies

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

SEPTEMBER 30, 2026

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

Note 7 - Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of both September 30, 2026 and December 31, 2025, there were no shares of Class A Ordinary Shares issued or outstanding, excluding 25,300,000 shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of both September 30, 2026 and December 31, 2025, there were 6,325,000 Class B Ordinary Shares issued and outstanding.

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

SEPTEMBER 30, 2026

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

Warrants

As of September 30, 2026, and December 31, 2025, there were 19,050,000 Warrants outstanding, including 12,650,000 Public Warrants and 6,400,000 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2026

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

Note 8 - Fair Value Measurements

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

SEPTEMBER 30, 2026

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following tables present information about the Company’s assets that are measured at fair value on September 30, 2026, and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2026
	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$545,917	$-	$-
Investments held in Trust Account	$265,204,709	$-	$-

	December 31, 2025
	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$978,307	$-	$-
Investments held in Trust Account	$258,227,025	$-	$-

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

Note 9 - Segment Information

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

SEPTEMBER 30, 2026

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

September 30, 2026
Cash equivalents	$545,917
Investments held in Trust Account	$265,204,709

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
General and administrative expenses	$178,096	$181,574	$415,486	$285,822
Administrative expense - related party	$37,500	$37,500	$112,500	$39,583
Income on investments held in Trust Account	$2,401,335	$2,644,418	$6,977,683	$2,759,767

The CODM reviews income on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated June 24, 2025, which the Company entered into with Continental, as trustee of the Trust Account.

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

Note 10 - Subsequent Events

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

Following the closing of the Initial Public Offering and Private Placement, an amount of $253,000,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until June 26, 2027 (24 months from the closing of the Initial Public Offering), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Recent Developments

Effective as of September 29, 2026, Gary Chan resigned from his position as our Chief Financial Officer, and continues to support us in the capacity of a financial consultant.

Effective as of September 29, 2026, Board appointed Jingjing (Jessie) Yan as our Chief Financial Officer. Ms. Yan also continues to serve as our President.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since August 6, 2024 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering.

For the three months ended September 30, 2026, we had net income of $2,191,080, which consisted of income on investments held in the Trust Account of $2,401,335 and dividend income of $5,341, offset by formation, general and administrative expenses of $178,096 and administrative expenses - related party of $37,500. For the three months ended September 30, 2025, we had net income of $2,434,270, which consisted of income on investments held in the Trust Account of $2,644,418 and dividend income of $8,926, offset by formation, general and administrative expenses of $181,574 and administrative expenses – related party of $37,500.

For the nine months ended September 30, 2026, we had net income of $6,469,272, which consisted of income on investments held in the Trust Account of $6,977,683 and dividend income of $19,575, offset by formation, general and administrative expenses of $415,486 and administrative expenses - related party of $112,500. For the nine months ended September 30, 2025, we had net income of $2,443,288, which consisted of income on investments held in the Trust Account of $2,759,767 and dividend income of $8,926, offset by formation, general and administrative expenses of $285,822 and administrative expenses – related party of $39,583. For the period from August 6, 2024 (inception) through September 30, 2024, we had net loss of $45,412, which consisted of formation, general and administrative expenses.

Liquidity and Going Concern

Our liquidity needs through June 26, 2025, were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs through September 30, 2026 have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account. In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40, “Going Concern”, as of September 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $253,000,000 was initially placed in the Trust Account. We incurred fees of $16,987,383, consisting of $4,400,000 of cash underwriting fees, the Deferred Fee of $12,045,000 and $542,383 of other offering costs.

For the nine months ended September 30, 2026, net cash used in operating activities was $432,390. Net income of $6,469,272 was adjusted by $6,977,683 of income on investments in Trust Account and $76,021 changes in operating assets and liabilities. For the nine months ended September 30, 2025, net cash used in operating activities was $336,339. Net income of $2,443,288 was adjusted by $2,759,767 of income on investments in Trust Account and $61,671 changes in operating assets and liabilities, offset by general and administrative expenses paid by Sponsor under IPO Promissory Note - related party of $41,811.

As of September 30, 2026, we had marketable securities held in the Trust Account of $265,204,709. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account which interest shall be net of taxes payable, if any, and exclude the Deferred Fee, to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank

As of September 30, 2026, we had cash equivalents held outside of the Trust Account of $545,917. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2025, or the completion of our Initial Public Offering. As of June 26, 2025, we had borrowed $242,318 under the IPO Promissory Note. On June 26, 2025, we paid $267,627 to the Sponsor, resulting in an overpayment of $25,309 that is recorded as a related party receivable. On July 1, 2025, the Sponsor paid us $25,309. As a result, the related party receivable has been reduced to $0. The IPO Promissory Note was non-interest bearing and no amounts were outstanding as of September 30, 2026 and December 31, 2025. Borrowings under the IPO Promissory Note are no longer available.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements” are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. Management has determined that our liquidity condition, mandatory liquidation date, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 26, 2027. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows;

Administrative Services Agreement

Commencing on June 26, 2025, and until the completion of our Business Combination or liquidation, we reimburse an affiliate of the Sponsor $12,500 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. As of September 30, 2026 and December 31, 2025, there was $12,083 due to related party pursuant to the Administrative Services Agreement. We incurred $37,500 and $112,500, respectively, for the three and nine months ended September 30, 2026. We incurred $37,500 and $39,583 for the three and nine months ended September 30, 2025.

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

Ordinary Shares Subject to Possible Redemption

We account for our Ordinary Shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary Shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. Our Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

Net Income Per Ordinary Share

Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Share outstanding for the period. Subsequent measurement of the redeemable Class A Ordinary Shares is excluded from income per Ordinary Shares as the redemption value approximates fair value. We calculate our earnings per share to allocate net income pro rata to Class A Ordinary Shares and Class B Ordinary Shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, Ordinary Shares share pro rata in the income of our Company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Annual Report, (iii) 2025 Q2 Form 10-Q, and (iv) 2026 Q2 Form 10-Q. As of the date of this Report there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director Nominations

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board since we reported such procedures in the IPO Registration Statement.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

OXLEY BRIDGE ACQUISITION LIMITED

Dated: November 12, 2026	By:	/s/ Jonathan Lin
	Name:	Jonathan Lin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2026	By:	/s/ Jingjing Yan
	Name:	Jingjing Yan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)